Form 10-K/A
FINANCIAL ASSETS SEC CORP FIRST FRANKLIN MORT LN TR 2002 FFA
filed 2003-07-24
CIK 1193252

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

  <F1> Filed Herewith.






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



    First Franklin Mortgage Loan Trust
    Asset Backed Certificates
    Series 2002-FFA Trust
    (Registrant)



  Signed:  Financial Asset Securities Corp. as Depositor


  By:   Joseph N. Walsh III, Managing Director

  By: /s/  Joseph N. Walsh III

  Dated: July 24, 2003

  Sarbanes-Oxley Certification

Re: First Franklin Mortgage Loan Trust 2002-FFA
Mortgage Pass-Through Certificates, Series 2002-FFA

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Fairbanks Capital Corporation and Wells Fargo Bank Minnesota, National Association.

     Capitalized terms used but not defined herein have the meanings ascribed to them in the Pooling and Servicing Agreement, dated September 1, 2002 (the "Pooling and Servicing Agreement"), among the Registrant as Depositor, Fairbanks Capital Corporation as servicer and Wells Fargo Bank Minnesota, National Association as trustee.


      Date: July 24, 2003


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

Ex-99.1 (a)

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


Ex-99.2 (a)

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

Ex-99.3 (a)


FAIRBANKS CAPITAL CORP.

Agreement: Financial Asset Securities Corp., Depositor Fairbanks Capital Corp.,
           Servicer and Wells Fargo Bank Minnesota, National Association, Trustee - Pooling and Servicing Agreement - First Franklin Mortgage Loan Trust 2002-FFA

Dated:     09/01/2002


ANNUAL OFFICER'S CERTIFICATION AS TO COMPLIANCE

I, William P. Garland, certify that Fairbanks Capital Corp. has performed and fulfilled its duties, responsibilities and obligations contained in the above referenced agreement, in all material respects throughout the year ended 12/31/2002. I also certify that to the best of my knowledge, based on my review, the Fairbanks Capital Corp. has fulfilled all its obligations under the above referenced Agreement and complied with the minimum standards set forth in the Uniform Single Attestation Program for Mortgage Bankers in all material respects for such year,

February 7, 2003


/s/ William P. Garland
William P. Garland
President
Fairbanks Capital Corp.


3815 South West Temple * Salt Lake City, Utah 84115-4412
P.O. Box 65250 * Salt Lake City, Utah 84165-0250
Telephone (801) 293-1883 * Facsimile (801) 293-1297

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